Form 10QSB
period 2007-09-30
MAP IV ACQUISITION, INC.
filed 2007-11-13
CIK 1393936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to _____

Commission File Number 000-52523

MAP IV Acquisition, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	43-2114540
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Lawrence E. Koehler
1372 Shermer Road
Northbrook, IL	60062
(Address of principal executive offices)	(zip code)

Issuer’s telephone number, including area code: (847) 509-3711

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒   NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: As of November 12, 2007, there were 2,500,000 shares of common stock, par value $0.0001 per share, outstanding.

Transactional Small Business Disclosure Format (Check One): YES ☐  NO ☒

MAP IV ACQUISITION, INC.
(A Development Stage Company)

- INDEX -

Page
PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS	3

Condensed Balance Sheet as of September 30, 2007 (Unaudited)	3

Condensed Statements of Operations for the Three Months Ended September 30, 2007, for the Nine Months Ended September 30, 2007 and for the period from November 22, 2006 (Date of Inception) to September 30, 2007 (Unaudited)	4

Condensed Statements of Cash Flows for the nine Months Ended September 30, 2007 and for the period from November 22, 2006 (Date of Inception) to September 30, 2007 (Unaudited)	5

NOTES TO CONDENSED FINANCIAL STATEMENTS	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	8

ITEM 3. CONTROLS AND PROCEDURES	8

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	9
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	9
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	9
ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS	9
ITEM 5. OTHER INFORMATION	9
ITEM 6. EXHIBITS	9

SIGNATURES	10

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAP IV Acquisition, Inc.
(A Development Stage Company)
CONDENSED BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash (TOTAL ASSETS)	$4,032

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Loans from Shareholders	$14,263
Accounts payable and accrued expenses	4,149
TOTAL CURRENT LIABILITIES	18,412

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $.0001 par value; 75,000,000 shares authorized, 2,500,000 issued and outstanding	250
Additional paid-in capital	-
Deficit accumulated during the development stage	(14,630)

TOTAL STOCKHOLDERS' DEFICIENCY	(14,380)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$4,032

The accompanying notes are an integral part of these condensed financial statements.

MAP IV Acquisition, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			For the period from
	Three Months	Nine Months	November 22, 2006
	Ended	Ended	(Date of Inception) to
	September 30, 2007	September 30, 2007	September 30, 2007
Expenses
Professional fees	$1,400	$9,800	$12,300
Formation and other costs	249	1,718	2,330
Total Expenses	$1,649	$11,518	$14,630
Other Income
Interest Income	-	-	-

NET LOSS	$(1,649)	$(11,518)	$(14,630)

Weighted average number of common shares	2,500,000	2,500,000	2,500,000
Net loss per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

MAP IV Acquisition, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

		For the period from
	Nine Months	November 22, 2006
	Ended	(Date of Inception) to
	September 30, 2007	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,518)	$(14,630)
Changes in operating liabilities
(Decrease) increase in accounts payable and accrued expenses	1,649	4,149
NET CASH USED IN OPERATING ACTIVITIES	(9,869)	(10,481)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital	-	250
Proceeds from stockholder loan	13,000	14,263
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,000	14,513

NET (DECREASE) INCREASE IN CASH	3,131	4,032

CASH AT BEGINNING OF PERIOD	901	-
CASH AT END OF PERIOD	$4,032	$4,032

The accompanying notes are an integral part of these condensed financial statements.

MAP IV Acquisition, Inc.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Organization, Business and Operations

MAP IV ACQUISITION, INC. (the ‘‘Company’’) was incorporated in Delaware on November 22, 2006 with the objective to acquire, or merge with, an operating business. As of September 30, 2007, the Company had not yet commenced any operations.

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

NOTE 2 – Basis of Presentation

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of September 30, 2007. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results of operations for the full year or any other interim period. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006 included in the Company's Form 10-SB as filed with the Securities and Exchange Commission on March 26, 2007.

NOTE 3 – Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. During the nine months ended September 30, 2007, the Company had no cash equivalents.

Earnings Per Share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period, in accordance with Financial Accounting Standards No. 128, “Earnings Per Share.”

NOTE 4 – Loan from Stockholder

Since it’s inception, the Company received $14,263 from one of its stockholders to be used for working capital. The loan is unsecured, non-interest bearing and is payable on demand.

NOTE 5 – New Accounting Standards

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

Results of Operations.

The Company has not conducted any active operations since its inception, except for its efforts to locate suitable acquisition candidates. No revenues have been generated by the Company for the period from November 22, 2006 (inception) to September 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

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

The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

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

MAP IV ACQUISITION, INC.

Date: November 13, 2007	By:	/s/ I. Steven Edelson
I. Steven Edelson
Chairman (Principal Executive Officer)